Form 10-K
period 1999-12-31
AMERICAN PACIFIC MINERALS LTD
filed 2000-04-10
CIK 352887

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                   FORM 10-K

  Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 1999


                         (Commission File No. 0-13029)

                        American Pacific Minerals Ltd.
            (Exact name of registrant as specified in its charter)

     British Columbia, Canada                              68-0302381
     (State of incorporation)       (I.R.S. Employer Identification Number)


                        c/o Savage Capital Corporation
                        595 Burrard Street, 29th Floor
                 Vancouver, British Columbia, Canada V7X 1A2
                                (604) 925-2096
                   (Address of principal executive offices)

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
               (42,006,040 shares outstanding on April 11, 1998)



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes   X   No
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the 9,244,646 shares of voting stock held by non-affiliates of the Registrant as of April 10, 1999 was $277,339.38 (using the last reported trade price of $0.03 on March 21, 1997).

================================================================================
                        EXECUTED ORIGINAL WITH EXHIBITS

                        AMERICAN PACIFIC MINERALS LTD.

                        TABLE OF CONTENTS TO FORM 10-K

                                                                                                   Page
                                                                                                   ----
                                                PART I
Item 1.  Business................................................................................     3
              Introduction.......................................................................     3
              Future Plans.......................................................................     4
Item 3.  Legal Proceedings.......................................................................     4
Item 4.  Submission of Matters to a Vote of Security Holders.....................................     4

                                               PART II
Item 5.  Market for Registrant's Common Stock & Related Security Holder Matters..................     5
              Exchange Controls and Other Limitations Affecting Shareholders.....................     5
              Certain Canadian Tax Considerations................................................     6
Item 6.  Selected Financial Data.................................................................     6
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...     7
              General............................................................................     7
              Income Taxes.......................................................................     8
              Liquidity and Capital Resources....................................................     8
              New Accounting Pronouncements - SFAS 121...........................................     9
Item 8.  Financial Statements and Supplementary Data.............................................     9
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....     9

                                               PART III
Item 10. Directors and Officers of the Registrant................................................    10
Item 11. Executive Compensation..................................................................    10
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................    11
Item 13. Certain Relationships and Related Transactions..........................................    11

                                               PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................    12

SIGNATURES & POWER OF ATTORNEY...................................................................    13

CONSOLIDATED FINANCIAL STATEMENTS................................................................   F-1

                        American Pacific Minerals Ltd.

                                    PART I

Item 1.   Business.

Introduction. American Pacific Minerals Ltd. ("APML" or the "Company) was originally formed as Giant Exploration Limited on November 22, 1965. In October 1981, an amalgamation between Piper Petroleum Ltd. and Giant Explorations Limited created Giant Piper Exploration, Inc., which was subsequently renamed Giant Pacific Petroleum Inc., Red Rock Mining Corporation, and, in May 1994, as American Pacific Minerals Ltd. APML has one wholly owned subsidiary, American Pacific Minerals (U.S.A.), Inc. ("APML-USA"), a Nevada corporation formerly known as Red Rock Mining (U.S.A.), Inc. The Company's common stock without par value ("Shares") traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market until December 21, 1995, and may now be traded on the NASDAQ Electronic Bulletin Board. The Company's principal executive offices are located in Vancouver, British Columbia, Canada.

The Company operated in the natural resources sector since its inception. Between 1993 and 1995, the Company's sole business was gold mining operations located near Goldfield, Nevada (the "Goldfield Project"), which the Company now owns. In early 1995, the Company discovered that ore from the Goldfield Project had mineralogical characteristics rendering it unresponsive to the Company's processing techniques. With uneconomic gold recovery costs, reduced production levels could not generate a positive cash flow. In July 1995, the Company therefore stopped excavating new ore and began to wind-down the Goldfield Project.

On December 29, 1995, American Resource Corporation, Inc. ("ARC") the Company's former parent Company and controlling shareholder at that time, sold its entire 78% controlling ownership interest in APML as part of a restructuring of the Company, consisting of 32,761,394 Shares, to Mr. Michael Savage and Ms. Dianne Oslund (collectively "Purchasers"). Mr. Savage concurrently executed Share Purchase Agreements with several other large Company Shareholders, pursuant to which he may acquire an additional 7,050,500 Shares at 90 day intervals after the Shares become qualified for trading on the NASDAQ SmallCap Market. In January 1996, the Company's Board of Directors (the "Board") was replaced by Purchasers' nominees and the new Board appointed new Executive Officers ("New Management"). New Management intends to move APM into the technology sector and is evaluating proposals for the Company's future.

ARC retained $15,701,242 in loans payable by the Company and secured solely by all of the issued shares of APML-USA. ARC also maintained full control of the Board of Directors and management of APML-USA. The new management of the Company had no involvement into the operations of APML-USA from December 28, 1995 forward.

Since Purchasers' acquisition of APML (the "Acquisition") occurred in late 1995, and New Management, appointed in 1996, does not have personal knowledge of the Company's past operations. New Management is currently collecting and reviewing information and materials concerning the Company's past activities but has not completed this process. Accordingly, any discussion of events and activities preceding the Acquisition relies on information and materials furnished by APML's former ownership and management provided by ARC. Similarly, discussion of the Reclamation relies on information and materials provided by ARC, which manages the project pursuant to an Operator and Services Agreement executed before the Acquisition.

As the Acquisition of APML by Mr. Savage and Ms. Oslund occurred on December 29th 1995 and New Management took office during 1996, the description and analyses of events preceding the Acquisition rely on information and materials furnished by the Company's former ownership and management, not New Management's personal knowledge and experience. The shares of the former subsidiary were seized in conjunction with the non-payment of the ARC loans. Year end figures of 1995 as reported on the Company's 10K were carried forward in order for the Company to complete the financials requirements for the following three years. The accounting position taken by the Company is that the new management of APML had no management control over APML-USA and the Company is reporting on a non-consolidated basis as though the subsidiary has not existed since December 28, 1995 forward.

In 1997 the new management of APML on behalf of the company and its minority shareholders brought an action against ARC and other related parties. (see attached Exhibit "A") From 1996 to 1999 the Company was strictly involved with the legal action. During the course of the legal action commenced by the Company, ARC, which merged with Rea Gold Ltd., declared bankruptcy under Canadian Law in early 1997. The receiver for the bankruptcy was KPMG and to the best of management's' knowledge and belief all assets including Goldfield have been sold off with no excess funds available for payment to any shareholders of the parent or any subsidiary companies. The directors/management of the Company investigated every avenue available to it in order to solidify our position in the bankruptcy proceedings, inclusive of the State of Texas, Nevada, California and the BC Supreme Court in Vancouver, British Columbia, Canada. Our suit was dismissed in January 1999.

All expenses incurred by the company from January, 1996 to date have been the direct result of maintaining the lawsuit. Expenses were paid directly by directors and/or management of the Company.

With the dismissal of the lawsuit, the Company's management intends to change the Company's business to the high technology sector and or an Internet based business; however, no specific business plans have been adopted.

Future Plans.

While New Management intends to change the Company's business to the technology sector, specific plans or proposals have not yet been adopted. Adoption of a new business plan may involve a merger or future reorganization. New Management is currently evaluating several opportunities in technology-related businesses, and the Company may be unable to adopt any particular proposal.

Adoption of a new business plan may involve a merger or reorganization. The Company expects that the implementation of any business plan will require at least $5 million in start-up costs plus additional amounts for operating expenses. Given the Company's capital deficit and negligible assets, the Company must obtain financing from third parties in order to satisfy any funding requirements. These include equity and debt financing, potential acquisitions or mergers, venture capital funding and strategic partnerships. Such financing methods, especially equity financing, probably will dilute the holdings of current Company shareholders. New management is exploring various financing sources and methods.

The Company's ultimate existence and ability to continue as a going concern is dependent upon the successful implementation of management's business plans. There can be no assurance that the Company can obtain the financing or successfully implement these or any other business plans.

Item 3.   Legal Proceedings

In August, 1997, American Pacific Minerals Ltd. Filed a lawsuit in the United States District Court For The Southern District Of Texas Civil Action No. H-97-2751, against American Resource Corporation, Inc., Rea Gold (U.S.) Corporation, Rea Gold Corporation, the former officers and directors of American Pacific Minerals Ltd., American Pacific Minerals - USA, Ian B. Smith, Bruce K. Thiessen, Neil Woodyer, Michael W. Pickens, Gary Arca, Miles Alperstein, Price Waterhouse L.L.P., Behre Dolbear & Company, Inc., and Paine Webber, Inc. The company alleged it was a securities fraud and breach of fiduciary duties action arising out of the "reorganization" of APML and the fraudulent acquisition of its assets and corporate opportunities by its former "parent" corporation

The Company has not filed U.S. and Canadian tax returns for the period 1996 through 1999. The Company is now preparing its tax returns for those years and hopes to file them in the near future. Due to the Company's taxable losses during that period, the Company's tax liability is not expected to be material. The Company currently is not involved in any administrative or judicial proceedings concerning its tax obligations or the failure to file tax returns. While the Company eventually may be penalized for these late filings, the amount of such potential fines and penalties should not be material. Furthermore, ARC has agreed to indemnify APML and the Purchasers for any amounts actually payable due to the filing of any necessary or required tax returns prior to January 1, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual General Meeting of Shareholders on Tuesday, June 26, 1996, in Vancouver, British Columbia. Proxies for this meeting were solicited by prior management. At that meeting, the Company's shareholders:

     1. Elected the following Directors for one, two and three year terms as denoted.

             Name:                             Shares in Favor:  Shares Against
             ----                              ----------------  --------------
             Michael J. Savage\\(3)\\             32,761,394           0
             Dianne Lee Oslund\\(3)\\             32,761,394           0
             Geoffrey E.D. Hughes\\(2)\\          32,761,394           0
             William Savage\\(1)\\                32,761,394           0
             Terrance U-Ming\\(1)\\               32,761,394           0

     No proxies were solicited in opposition to management's nominees, who were all elected unopposed.

       2. Cancelled all outstanding Directors' Stock Option Plans held by previous officers, directors and management of the company prior to January 15/th/, 1996 (32,761,394) Shares in favor.

                                    PART II

Item 5.   Market for Registrant's Common Stock & Related Security Holder
          Matters.

The Company's shares currently trade on the NASDAQ electronic bulletin board in the United States. Until December 21 1995, the Shares traded on the NASDAQ SmallCap Market. During the third quarter of 1995, the NASDAQ notified the Company about the failure of the Shares to meet the NASDAQ's minimum listing requirements, and began formal proceedings to de-list the Shares from the SmallCap Market. The Company was unable to prevent the de-listing, which became effective on December 21, 1995. The Acquisition, which was proposed and completed in late 1995, did not precipitate the de-listing, which had been imminent since August 1995. The Shares can be traded on the NASDAQ electronic bulletin board and New Management intends that the Shares eventually will qualify for re-listing on the NASDAQ SmallCap Market. Since re-listing may require a Share consolidation and will depend upon the Company's future business operations, there can be no assurances that the Shares will be relisted. Since the de-listing, there has been little trading activity in the Shares.

The following table sets forth the range of high and low closing prices in U.S. dollars on NASDAQ for the years ending December 31, 1995and 1996. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       Fiscal year ended December 31, 1995         High    Low
       -----------------------------------         -----  ------
       First Quarter........................       $0.63  $ 0.50
       Second Quarter.......................       $0.53  $ 0.16
       Third Quarter........................       $0.34  $.0.13
       Fourth Quarter.......................       $0.19  $ 0.03

       Fiscal year ended December 31, 1998         High    Low
       -----------------------------------         -----  ------
       First Quarter........................       $0.03  $ 0.03
       Second Quarter.......................       $0.03  $ 0.03
       Third Quarter........................       $0.03  $ 0.03
       Fourth Quarter.......................       $0.03  $ 0.03

       Fiscal year ended December 31, 1999         High   Low
       -----------------------------------         -----  ------
       Fourth Quarter.......................       $0.03  $ 0.03

The last reported trade of the Shares, on December 1996, was executed at a price of $0.03. On April 10, 1997, there were 42,006,040 Shares outstanding (9,244,646 held by non-affiliates) held by 1,670 record shareholders, 183 companies and 1487 individuals.

The Company has not paid any dividends on its Shares and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to reduce outstanding financial commitments and to finance its operations.

Exchange Controls and Other Limitations Affecting Shareholders. There are no Canadian governmental laws, decrees or regulations that restrict the import or export of capital or affect the remittance of interest, dividends or other payments to non-resident holders of the Shares, other than tax withholding requirements. See "-Certain Canadian Tax Considerations." There are no limitations under the laws of Canada, the Province of British Columbia or in the charter or any other constituent Company documents on the right of non-residents to hold and/or vote Shares except as provided in the Investment Canada Act (the "ICA").

The ICA requires a non-Canadian making an investment which acquires control of a Canadian business, the gross assets of which exceed certain defined threshold levels, to file an application for review with Investment Canada, a federal agency created by the ICA. A Canadian business is defined in the ICA as a business carried on in Canada that has a place of business in Canada, an individual or individuals in Canada who are employed or self-employed in connection with the business and assets in Canada used to carry on the business.

An investment in Shares by a non-Canadian would generally be reviewable under the ICA if it was an investment to acquire direct control of the Company and the value of the assets of the Company was $5.0 million (Canadian dollars

"C$") or more, or indirect control of the Company and the value of the assets was C$50.0 million or more and in some cases C$5.0 million or more if an order for review is issued by the Canadian cabinet on the grounds that the investment relates to Canada's cultural heritage or national identity. A non-Canadian would acquire control of the Company for purposes of the ICA if he acquired a majority of the Shares. The acquisition of less than a majority but more than one-third of the Shares would be presumed to be an acquisition of control of the Company unless it could be established that the Company was not controlled in fact by the acquiror through ownership of Shares.

A non-Canadian may not implement an investment reviewable under the ICA unless the investment has been reviewed and the minister responsible for ICA is satisfied or is deemed to be satisfied that the investment is likely to be a net benefit to Canada. If the minister is not satisfied that the investment is likely to be a net benefit to Canada, the non-Canadian may not implement the investment or, if the investment has been implemented, may divest himself of control of the Canadian business that is the subject of the investment.

Certain Canadian Tax Considerations. The following discussion identifies certain Canadian federal income tax considerations for non-residents of Canada relevant to an investment in the Shares. This discussion is based upon the tax laws now in effect, all of which are subject to change, and does not address the tax laws of the various provinces or territories of Canada. This discussion is of a general and summary nature only and is not intended to be, nor should it be construed as legal or tax advice to any particular investor. Such summary does not discuss aspects of Canadian federal income tax laws applicable to a taxpayer's particular tax situation. Therefore, prospective investors should consult with their own tax adviser with respect to the tax consequences of an investment in the Shares.

The following discussion is limited to persons who, for purposes of the Income Tax Act of Canada ("Canadian Act"), deal at arm's length with the Company, hold Shares as capital property, are non-residents of Canada at any time when holding Shares and do not use or hold Shares in, or in the course of, carrying on business in Canada (a "Non-Resident Shareholder").

Because the Company's operating subsidiary is a U.S. corporation, any profits produced by this subsidiary will not be distributable directly to shareholders. Instead, for these profits to be distributed to shareholders, the Company's operating subsidiary must declare a dividend to the Company, and the Company in turn must declare a dividend to shareholders. This will subject the dividend to two withholding taxes. First, the dividends from the subsidiary to the Company will be subject to a 10% withholding tax imposed by the United States on the gross amount of the dividends. Then, the subsequent dividends are subject to Canadian withholding tax at the basic rate of 25% of the gross dividend, although this rate may be reduced by the terms of any applicable tax treaty. For residents of the United States whose shareholdings are not effectively connected with a "permanent establishment" in Canada, the Treaty reduces the rate to 15% of the gross dividend, although for U.S. corporations owning 10% of the voting stock of the Company, the withholding tax is reduced to 10% of the gross dividend.

A Non-Resident Shareholder will generally not be subject to tax in Canada on capital gains realized from a disposition of Shares, unless such Shares are "taxable Canadian property" within the meaning of the Canadian Act. Generally, the Shares will not be considered "taxable Canadian property" unless the Non-Resident Shareholder, persons with whom the Non-Resident Shareholder does not deal at arm's length, or the Non-Resident Shareholder and non-arm's length persons at any time during the five years prior to the disposition of the Shares, owned not less than 25% of the issued shares of any class of the capital stock of the Company. Residents of the United States whose Shares are considered "taxable Canadian property" will be exempt under the Treaty from Canadian capital gains taxes provided that the value of the Shares at the time of disposition is not derived principally from real property located in Canada.

Item 6.   Selected Financial Data

The selected historical financial data for the years ended December 31, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with such consolidated financial statements of the Company, and the notes thereto included elsewhere in this Report. Circumstances at the Goldfield Project and the Company's February 1993 sale of its oil and gas operations materially affect the comparability of data from one year to another. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Statement of Operations Data:/1/                          Year Ended December 31
----------------------------------------------------------------------------------------------------------
                                   1995              1996            1997            1998           1999
----------------------------------------------------------------------------------------------------------
Total Revenue                   $ 3,842                    --             --       $ 17,729             --
----------------------------------------------------------------------------------------------------------
Cost & Expenses                  12,222               222,891         57,823         71,203         36,125
----------------------------------------------------------------------------------------------------------
Net income (losses)
----------------------------------------------------------------------------------------------------------
  Continuing Losses              (8,380)              (22,891)       (57,823)       (53,474)       (36,125)
----------------------------------------------------------------------------------------------------------
  Discontinued operations            --            19,358,359             --             --             --
----------------------------------------------------------------------------------------------------------
  Extraordinary gain                 --                    --        200,000             --             --
----------------------------------------------------------------------------------------------------------
  Net loss                      $(8,380)         $(19,581,250)     $(142,177)      $(53,474)      $(36,125)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Net Loss per Share              $ (0.21)         $      (0.47)     $   (0.00)      $  (0.00)      $  (0.00)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Weighted Average # of
shares                           39,390                42,006         42,006         42,006         42,006
----------------------------------------------------------------------------------------------------------

Balance Sheet Data:/1/                                  Year Ended December 31
----------------------------------------------------------------------------------------------------------
                                   1995              1996            1997            1998           1999
----------------------------------------------------------------------------------------------------------
Cash & equivalents              $   145          $         --      $  48,195       $     --
----------------------------------------------------------------------------------------------------------
Total Assets                      3,644                 2,757         49,816         13,809         10,353
----------------------------------------------------------------------------------------------------------
Long term debt                    1,199               100,000             --             --             --
----------------------------------------------------------------------------------------------------------
Shareholders' equity
(deficiency)                     (3,207)           19,581,250        142,177         53,474       $ 36,125
----------------------------------------------------------------------------------------------------------

/1/ Dollar and Share data in thousands.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. The Company intends to change its business from mining to the technology industry. The Company's business had been the natural resources industry and, since 1993, exclusively the gold production operations at the Goldfield Project. Based on mineralogical considerations and the corresponding financial implications, the Company decided to shut down the Goldfield Project. Thus, the Company's remaining mining activities principally consist of APML-USA's reclamation of the Goldfield Project rather than gold production. Moreover, the Purchasers acquired APML with the intention of transforming APML into a technology-sector business. Given the Company's New Management, its proposed activities, and the nature of the technology industry it expects to enter, the Company's future performance will not be comparable to its former operations. Accordingly, the following discussion of the Company's financial condition and results of operations in the past has predominately historical interest and cannot offer any insight into the Company's future performance. Furthermore, the Acquisition occurred in late 1995 and New Management took office during 1996, so description and analyses of events preceding the Acquisition rely on information and materials furnished by the Company's former ownership and management, not New Management's personal knowledge and experience.

In December 1995, APM-USA hired ARC as an independent contractor to carry out this reclamation project; therefore, any description of the Reclamation relies on information and materials provided by ARC. The principal remaining activities consist of removing all intermediate liners from the leach pads, leaching remaining ore stockpiles, rinsing and neutralizing ore and restoring the physical appearance of the project environs. ARC believes this Reclamation should satisfy the Company's environmental responsibilities, utilizes standard industry practices and presents no apparent complications. The Company has been informed that the Reclamation will require approximately $3.6 million. APM-USA's only revenue will come from limited leaching of the remaining ore, and the Company expects to use all of the estimated $1.3 million revenue from gold produced in such limited leaching operations to offset Reclamation costs. The Company recorded a $1.6 million reclamation and closure accrual in the fourth quarter of 1995, which increased this accrual, net of the estimated $1.3 million revenue from current leaching operations, to $2.3 million at December 31, 1995. These reclamation accruals consist of $1.1 million for current and $1.2 million for long-term costs.

After preliminary discussions with state officials, ARC informed the Company that the $2.3 million reclamation and closure accruals at December 31, 1995, should be adequate for the Reclamation. On behalf of the Company, ARC deposited a bond with the State of Nevada, in the form of a $973,000 certificate of deposit; additional deposits may be required. This bond is redeemable as phases of Reclamation work are completed and approved by state authorities. ARC will advance APM-USA the funds necessary for the Reclamation. These advances are secured by APM-USA's assets and by the pledge of all APM-USA stock. ARC has informed New Management that the anticipated amount of ARC's loans to APM-USA may exceed the value of APM-USA's assets and estimated revenue. Therefore APM-USA will probably dispose of all of its assets in order to repay the loans from ARC. ARC will indemnify APM for environmental liabilities resulting from the Goldfield Project.

     Possible Business Proposals. New Management is currently evaluating several opportunities in technology-related businesses; two potential opportunities are in high technology and the other is an Internet based technology. See Business-Future Plans. However, other proposals are under consideration. Management expects to adopt and initiate its business plans during the coming year. The Company's ability to implement any business plan will depend upon a number of factors, especially the availability of financing. Creation and development of APML's new business probably will require initial capital as well as operating funds while the business gets established. Implementation of any technology business proposal will entail significant start-up and operating costs so obtaining financing is vital. New Management accordingly is exploring various financing sources and methods. The Company's ultimate existence and its ability to continue as a going concern are dependent upon the successful implementation of New Management's business plans. There can be no assurance that the Company can obtain the necessary financing or successfully implement these or any other business plans.

     Net Losses. The Company's net loss for 1996 was $19.58 million or $0.47 per share, compared to net losses of $8.4 million or $0.21per share in 1995. These losses primarily result from negative operating results for all periods and from large write-downs of property, plant and equipment in 1995 and 1996. The Company's inability to achieve economic production levels contributed to poor operating results in each year. Write-downs result from reduction of the recoverable investment in the Goldfield Project.

     Revenue. The Company generated no revenue of any kind in 1999.

     Write-downs of property, plant and equipment. As previously described, ore mineralogical characteristics required the Company to reduce its assessment of recoverable mineral reserves. The $12.0 million 1994 write-down was based on estimated net future cash flows using revised ore reserve estimates and current sales prices, metallurgical recoveries and operating costs. The $1.8 million 1995 write-down was based on projected costs of the Goldfield Project reclamation and results of Kennecott's 1995 exploration activities and reflecting ARC's best estimate of net realizable value of the remaining mineral properties, plant and equipment.

Income Taxes. At December 31, 1995, the Company had deferred tax assets of $13.1 million, including $7.5 million of net operating losses. A full valuation allowance has been recorded since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources. The following table summarizes other financial data about the Company's liquidity and financial condition:

At December 31,                                     1995       1996      1997      1998      1999
                                                 ----------  --------  --------  --------  --------
Cash                                             $  145,329  $     --  $ 48,195  $     --  $     --
Current liabilities
(including current portion of long-term debt)    $5,652,839  $225,648  $130,530  $147,997  $147,997
Long-term liabilities                            $1,198,994  $     --  $     --  $     --  $     --

Operating activities. The Company's net working capital deficiency deficiencies were primarily represented by its obligation to maintain and proceed with the pending legal action.

Investing activities. There has been no investment opportunity for the Company due to the past legal action.

Notes and Accounts Payable to Affiliated Party. Existing intercompany advances owed to ARC and $2.0 in APM secured notes were converted into $4.3 million non-recourse notes issued by APM-USA to ARC. The $2.0 million note bears interest at 11% and is due on demand by ARC anytime after December 30, 1996, but before January 1, 1999. The remaining $2.3 million non-recourse note is a loan agreement with ARC pursuant to which ARC also will advance APM-USA necessary funds for costs of the Reclamation. Amounts owing under this loan agreement bear interest at the prime rate plus 4% and are due December 31, 1996. At December 31, 1995, the outstanding balance on these non-recourse notes included approximately $0.33 million in accrued interest. These non-recourse notes are secured by APM-USA's assets and stock and ARC has agreed to indemnify APM against any liability beyond this collateral. These non-recourse notes replaced short-term borrowings from ARC that funded operating losses and additions to property, plant and equipment and $2.0 of APM convertible secured notes issued to an unaffiliated party. These loans were acted upon during the bankruptcy proceedings involving Rea Gold Corporation. The shares of the former subsidiary were seized in conjunction with the non-payment of the ARC loans.

Future Operations. The Company's proposed future operations will require significant capital expenditures and resources. ARC has agreed to indemnify APM for environmental liabilities resulting from the Goldfield Project. Second, to implement New Management's plans to change the business, the Company must obtain significant financing. Implementation of any technology business proposal will entail significant start-up and operating costs, estimated at least $2.5 million for initial capital and up to $30 million for operations. Since financing is vital to the Company's future prospects, New Management is exploring various financing sources and methods. The Company's ultimate existence and its ability to continue as a going concern are dependent upon the successful implementation of New Management's business plans. There can be no assurance that the Company can obtain the necessary financing or successfully implement these or any other business plans.

New Accounting Pronouncements - SFAS 121. Statement of Financial Accounting Standards Number 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (ASFAS 121) was issued by the Financial Accounting Standards Board in March 1995. SFAS 121 requires, for fiscal years beginning after December 15, 1995, that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company will adopt SFAS 121 effective January 1, 1996. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. No financial statement schedules are required under Regulation S-X and no Selected Quarterly Financial Data is required because the Company does not meet the requirements of Regulation S-K
Item 302(a)(5)(C)(2)(v). The Shares do not have a market value of at least $2.5 million, the minimum representative bid price of the Shares is less than $5 per Share and the Company did not have $2.5 million of capital, surplus and undivided profits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company engaged Price Waterhouse LLP as its new independent accountants as of September 6, 1995. During the two most recent fiscal years and through August 31, 1995, the Company had not consulted with Price Waterhouse LLP on items which
(i) were or should have been subject to SAS 50 or (ii) concerned with the subject matter of a disagreement or reportable event with the former auditor (as defined in Regulation S-K Item 304(a)(2)). In mid 1996 Price Waterhouse withdrew as auditors for the company due to the threat of litigation. In the lawsuit filed in August 1997 the firm of Price Waterhouse was one of the defendants named.

On September 9, 1999, the Company engaged Sadovnick Telford + Skov as its new independent accountants. The firm has prepared the year end financial information with the assistance of the new management on all documents available. Year end figures of 1995 as reported on the Company's 10K were carried forward in order for the auditing firm to complete the financials requirements for the following three years. The accounting stance taken by the Company is that the new management of APML had no management control over APML-USA and the Company is reporting on a non-consolidated basis as though the subsidiary has not existed since December 31, 1995.

                                   PART III

Item 10.  Directors and Officers of the Registrant.

Under the British Columbia Company Act ("BC Act"), a majority of the Company's Board of Directors ("Board") must be Canadian residents, with at least one Director residing in British Columbia, Canada. Each Company Director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified or until their death, resignation or removal. The Company's Officers are appointed by, and serve at the pleasure of, the Directors. No arrangement or understanding exists between any Executive Officer or Director and any other person under which the Executive Officer or Director was selected.

As described in Item 1, a change of control in the Company's ownership occurred on December 29, 1995. On January 3, 1996, the Company distributed to its shareholders an Information Statement describing proposed changes to its Board, whereby the entire existing Board of Directors (Messrs. Neil Woodyer, Michael Wayne Pickens and Gary Arca) would resign, to be replaced by Mr. Michael J. Savage, Ms. Dianne L. Oslund and Mr. Geoffrey E.D. Hughes. At the

January 15, 1996, Board meeting, these changes were implemented and the newly constituted Board appointed new Officers. Mr. William Savage was appointed to the Board in February 1996.

On December 29, 1996 the following directors Ms. Dianne L. Oslund, Mr. Geoffrey E.D. Hughes, Terrance U-Ming and William Savage resigned due to the threat of personal litigation by ARC. Set forth below are the names, the dates of initial appointment or election as officer or director, ages, and current positions of the current Directors and Executive Officers:

Name                 Initially Selected     Age   Positions
----                 ------------------     ---   ---------
Michael J. Savage    January 1996           39    Chairman of the Board, Chief
                                                  Executive Officer, & President

Michael J. Savage (Chairman, CEO and President), age 38, has 16 years of international business leadership experience. A specialist in investment management and start-up strategies, Michael has directed a number of companies in various arenas. In 1991, Michael served as President and CEO of STC Corporation, a high-tech multimedia software development company focused on the digital medical imaging field. Prior to this, he was co-founder and Vice-President of Operations for Hydro-Cut Technologies, a high tech manufacturing and distribution company. In 1995 Michael was appointed to the Board of Directors of American Pacific Minerals Limited (APML), a NASDAQ listed Small Capital Market Company. In 1996 he was named President, CEO and Chairman of the Board. After three and a half years of successfully concluding mining operations for APML, Michael has returned to the high technology sector, which has always been his passion.

Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's Shares to file initial reports of ownership and reports of changes in ownership with the SEC. The Company believes that during 1995, its Executive Officers, Directors and holders of more than 10% of the Company's Shares complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation.

Compensation of Directors/Officers/Employees. From the change of control of December 29/th/, 1995 to date no compensation has been received by the director and or any managers and/or employees. Any and all previous options issued or held by past management, officers, directors and "non executive directors" have been cancelled. During the course of the legal action there was no additional business to be reported by the Company other than the management of the lawsuit.

Executive Officer Compensation. The Company's current Executive Officers (who are also the principal shareholders) do not receive any compensation. After the Company formulates and begins implementing its business plans, the Compensation Committee will address executive compensation. As there was no compensation paid the Company will enable directors and employees to purchase options up to the maximum amounts as allowable under SEC Rules.

Executive Employment Contracts. There are no employment agreements between the Company and any of its current or former officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table set forth as of April 10, 1996, the number of Shares owned by (i) each executive officer and director, (ii) executive officers and directors as a group, and (iii) each person who owned of record, or was known to own beneficially, more than five percent (5%) of the Company's outstanding Shares.

Name and Address of Beneficial Owner                 Shares         Percent/1/
------------------------------------                 ------         -------

Michael J. Savage.                                26,211,768/2/      62.4%
   Chairman, CEO and President
   2797 Grant Street, Vancouver, BC V5K 3H1

Dianne L. Oslund                                   6,549,626         15.6%
   #101 - 110 East Kings Road,
    North Vancouver, BC V7N 1H5

 *     Less than one percent of outstanding Shares.
/1/    Based on 42,006,040 Shares issued and outstanding on April 10, 1997.
/2/ Excludes an additional 7,050,500 Company Shares that Mr. Savage may acquire, pursuant to separate agreements with other current Company shareholders, at 90-day intervals following the Company's relisting, if any, on the NASDAQ SmallCap Market.

Item 13.  Certain Relationships and Related Transactions.

In May 1995, ARC received an additional 6,956,522 Shares in exchange for reducing the Company's payables to ARC by $3 million.

The Company's former controlling shareholder, ARC, managed the Goldfield Project pursuant to a 1994 Goldfield Joint Venture Operator Agreement. Under that agreement, ARC charged a fee equal to 2% of the expenditures by the Goldfield Joint Venture. ARC charged management fees of $102,060 and $82,617 for 1995 and 1994, respectively. Furthermore, ARC charged a $3,177 monthly fee to manage the Company's corporate operations.

In the Operator and Service Agreement executed December 28, 1995, APM-USA hired ARC to provide management, clerical, administrative, accounting and support services. ARC will charge APM-USA for all direct costs incurred by ARC plus an operator and service fee equal to 25% of such direct costs. These direct costs and fees are payable on December 31, 1996.

Existing intercompany advances owed to ARC and $2.0 in APML secured notes were converted into $4.3 million non-recourse notes issued by APML-USA to ARC. The $2.0 million note bears interest at 11% and is due on demand by ARC after December 30, 1996, but before January 1, 1999. The remaining $2.3 million non-recourse note is a loan agreement with ARC pursuant to which ARC also will advance APML-USA necessary funds for costs of the Reclamation. Amounts owing under this loan agreement bear interest at the prime rate plus 4% and are due December 31, 1996. At December 31, 1995, the outstanding balance on these non-recourse notes included approximately $0.33 million in accrued interest. These non-recourse notes are secured by APML-USA's assets and stock and ARC has agreed to indemnify APML against any liability beyond this collateral. These non-recourse notes replaced short-term borrowings from ARC that funded operating losses and additions to property, plant and equipment and $2.0 of APML convertible secured notes issued to an unaffiliated party. The interest expense related to notes and accounts payable to ARC was $273,762 in 1995.

Certain officers and directors of ARC simultaneously served as officers and directors of APM and its subsidiaries.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements.
     The following financial statements are included in Part II Item 8.

               Report of Independent Accountants - Sadovnick Telford + Skov Consolidated Balance Sheets at December 31, 1999
               Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules. Not Applicable.

     (3)  List of Exhibits.
          (1)  Underwriting Agreement. Not Applicable.
          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. None.
          (3)  Corporate Organization. None.
          (4)  Instruments defining the rights of security holders. None.
          (5)  Letter regarding Legality. Not Applicable.
          (6)  Opinion regarding Discount on Capital Shares. None.
          (7)  Opinion regarding Liquidation Preference. None.
          (8)  Opinion regarding Tax Matters. Not Applicable.
          (9)  Voting Trust Agreement. None.
          (10) Material Contracts. None.
          (11) Statement regarding Computation of Per Share Earnings. None.
          (12) Statement regarding Computation of Ratios. None.
          (13) Annual Report to Security Holders. Not Applicable.
          (14) Material Foreign Patents. None.
          (15) Letter regarding Unaudited Interim Financial Information. Not Applicable.
          (18) Letter regarding Change in Accounting Principles. Not Applicable.
          (19) Report furnished to Security Holders. Not Applicable.
          (20) Other Documents or Statements to Security Holders. Not
               Applicable.
          (21) Subsidiaries of Registrant. None.
          (22) Published Report regarding Matters Submitted to Vote of Security Holders. Not Applicable.
          (23) Consents. Not Applicable.
          (24) Power of Attorney. Included with Signatures.
          (25) Statement of Eligibility of Trustee. Not Applicable.
          (26) Invitation for Competitive Bids. Not Applicable.
          (27) Financial Data Schedule.
          (28) Information from Reports Furnished to State Insurance Regulatory Authorities. None.
          (99) Other Exhibits.

                               POWER OF ATTORNEY

The Registrant and each person whose signature to this Annual Report on Form 10-K appears below hereby authorizes Michael J. Savage, with full power of substitution, to file one or more amendments, which amendments may make such changes he deems appropriate, and the Registrant and each such person hereby appoints Michael J. Savage as attorney-in-fact with full power to act alone, to execute, in the name and on behalf of the Registrant and each such person, individually and in such capacity stated below, and any such amendments.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000                   AMERICAN PACIFIC MINERALS LTD.



                         By:   /s/ MICHAEL J. SAVAGE
                              ------------------------------------------
                              Michael J. Savage, Chief Executive Officer

                         By:   /s/ DIANNE  L. OSLUND
                              ------------------------------------------
                              Dianne L. Oslund, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

     Signature                                                 Date
     ---------                                                 ----


     /s/ MICHAEL J. SAVAGE                                     March 29, 2000
    ---------------------------
    Michael J. Savage, Chairman of the Board of Directors,
                       Chief Executive Officer and President

     /s/ DIANNE L. OSLUND
     --------------------------
     Dianne L. Oslund, Director

                        AMERICAN PACIFIC MINERALS LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants - Sodovnick Telford + Skov............   F-2

Consolidated Balance Sheets at December 31, 1996, 1997, 1998, and 1999..   F-3

Notes to Consolidated Financial Statements..............................   F-7

                   [LETTERHEAD OF SADOVNICK TELFORD + SKOV]


AUDITORS' REPORT


To the Board of Directors and Shareholders of American Pacific Minerals Ltd.

We have audited the accompanying balance sheets of American Pacific Minerals Ltd., a development stage enterprise, as at December 31, 1999, 1998, 1997 and 1996 and the related statements of operations, cash flows and changes in stockholders' deficiency for the years ended December 31, 1999, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Pacific Minerals Ltd., a development stage enterprise, as of December 31, 1999, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, 1997 and 1996 in conformity with generally accepted accounting principles in the United States which, also conforms in all material respects with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 the Company has been looking for a business and the operations have been financed by certain principal stockholders. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Sadovnick Telford + Skov
                                              CHARTERED ACCOUNTANTS

Vancouver, British Columbia
Canada
March 14, 2000

===============================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Balance Sheets
Expressed in United States Dollars
===============================================================================

As of                                                                     December 31
                                             -----------------------------------------------------------------------
                                                    1999             1998             1997                1996
--------------------------------------------------------------------------------------------------------------------
Assets

Current

Cash                                           $      7,772     $           -   $        48,195      $             -
Due from stockholders (Note 6)                            -             9,089                 -                    -
--------------------------------------------------------------------------------------------------------------------
                                                      7,772             9,089            48,195                    -
Fixed assets (Note 4)                                 2,581             4,720             1,621                2,757
--------------------------------------------------------------------------------------------------------------------
Total Assets                                   $     10,353     $      13,809   $        49,816      $         2,757
====================================================================================================================

Liabilities

Current

Accounts payable and accrued liabilities
 (Note 6)                                      $    179,344     $     147,997   $       124,877      $       124,257
Due to stockholders (Note 6)                          1,322                 -             5,653                1,391
Loan payable (Note 5)                                     -                 -                 -              100,000
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                   180,666           147,997           130,530              225,648
--------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency (Note 7)
Preferred stock with par value of $1
 (Canadian)
    25,000,000 preferred shares authorized
    No preferred shares issued and
     outstanding
Common stock, no par value
    100,000,000 common shares authorized
      42,006,040 common shares issued
                        and outstanding          29,815,841        29,815,841        29,815,841           29,815,841
Accumulated deficit                             (29,815,841)      (29,815,841)      (29,815,841)         (29,815,841)
Deficit accumulated during development stage       (170,313)         (134,188)          (80,714)            (222,891)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                     (170,313)         (134,188)          (80,714)            (222,891)
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Deficiency                                    $     10,353     $      13,809   $        49,816      $         2,757
====================================================================================================================

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Operations
Expressed in United States Dollars
================================================================================

                                                                                                Cumulative
                                                               For the                       Development Stage
                                                              Year Ended                          Stage
                                                             December 31,                       January 1,
                                             --------------------------------------------
                                                                                                   1996
                                               1999       1998       1997         1996              to
                                                                                                December 31,
                                                                                                   1999
--------------------------------------------------------------------------------------------------------------
Revenue                                   $      -    $ 17,729      $      -   $          -          $       -
--------------------------------------------------------------------------------------------------------------
Expenses

Depreciation                                 2,139       1,975         1,312          1,036              6,462
Goldfield expenses                               -           -             -         47,945             47,945
Office and miscellaneous                     3,396      16,154         2,109          6,598             28,257
Professional fees                           30,590      19,520        52,805        146,324            249,239
Rent                                             -      13,964             -              -             13,964
Travel                                           -      19,590         1,597         20,988             42,175
--------------------------------------------------------------------------------------------------------------

                                            36,125      71,203        57,823        222,891            388,042
--------------------------------------------------------------------------------------------------------------

Loss from continuing operations            (36,125)    (53,474)      (57,823)      (222,891)          (370,313)
Gain from settlement of lawsuit (Note 8)         -           -       200,000              -            200,000
Loss from discontinued operations                -           -             -    (19,358,359)                 -
--------------------------------------------------------------------------------------------------------------
(Loss) income for the year                $(36,125)   $(53,474)     $142,177   $(19,581,250)         $(170,313)
===============================================================================================================

Basic (loss) income per share (Note 9)    $  (0.00)   $  (0.00)     $  (0.00)  $      (0.47)         $   (0.00)
===============================================================================================================

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Deficiency
Expressed in United States Dollars
================================================================================

                                 Common Shares                             Deficit
                           -------------------------
                                                                         Accumulated
                                                                            During          Total
                                                      Accumulated        Development     Stockholders'
                              Shares      Amount        Deficit              Stage        Deficiency
                           ------------------------------------------------------------------------------
Balance at
December 31, 1995           42,006,040  $29,815,841  $(10,457,482)            $        -    $ 19,358,359

Net loss for 1996                    -            -   (19,358,359)              (222,891)    (19,581,250)
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1996           42,006,040   29,815,841   (29,815,841)              (222,891)       (222,891)

Net income for 1997                  -            -             -                142,177         142,177
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1997           42,006,040   29,815,841   (29,815,841)               (80,714)        (80,714)

Net loss for 1998                    -            -             -                (53,474)        (53,474)
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1998           42,006,040   29,815,841   (29,815,841)              (134,188)       (134,188)

Net loss for 1999                    -            -             -                (36,125)        (36,125)
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1999           42,006,040  $29,815,841  $(29,815,841)            $ (170,313)   $   (170,313)
========================================================================================================

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Cash Flows
Expressed in United States Dollars
================================================================================

                                                                  For the                            Cumulative
                                                                 Year Ended                       Development Stage
                                                                December 31,                       January 1, 1996
                                         --------------------------------------------------------        to
                                                                                                    December 31,
                                                1999        1998        1997          1996              1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities

(Loss) income for the year                   $ (36,125)  $ (53,474)  $ 142,177   $ (19,581,250)     $      (170,313)
Adjustments to reconcile net loss to cash
 applied to operating activities:
 Depreciation                                    2,139       1,975       1,312           1,036                6,462
 Loss from discontinued operations                   -           -           -      19,358,359                    -
Changes in non-cash working capital:
 Increase (decrease) in due to stockholders     10,411     (14,742)      4,262           1,391                1,322
 Accounts payable and accrued liabilities       31,347      23,120         620         124,257              179,344
-------------------------------------------------------------------------------------------------------------------

Net cash  from (used in) operating activities    7,772     (43,121)    148,371         (96,207)              16,815
-------------------------------------------------------------------------------------------------------------------

Financing Activity

(Decrease) increase in loan payable                  -           -    (100,000)        100,000                    -
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) from financing activity           -           -    (100,000)        100,000                    -
-------------------------------------------------------------------------------------------------------------------

Investing Activity

Purchase of fixed assets                             -      (5,074)       (176)         (3,793)              (9,043)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activity                  -      (5,074)       (176)         (3,793)              (9,043)
-------------------------------------------------------------------------------------------------------------------

Net  increase (decrease) in cash                 7,772     (48,195)     48,195               -                7,772

Cash position - Beginning of year                    -      48,195           -               -                    -
===================================================================================================================

Cash position - End of  year                 $   7,772   $       -   $  48,195   $           -      $         7,772
===================================================================================================================

Supplemental Information

No interest or income taxes have been paid during the years ended December 31, 1999, 1998, 1997 and 1996.

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United States Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS

American Pacific Minerals Ltd. (the "Company"), formerly known as Red Rock Mining Corporation, was formed in October 1981, under the laws of the Province of British Columbia through an amalgamation of Piper Petroleums Ltd. and Giant Exploration Limited. The Company's principal business was the Goldfield mining project ("Goldfield") in Goldfield, Nevada, USA which was operated through a wholly-owned subsidiary, American Pacific Minerals (USA) Ltd. ("APM-USA") until 1995.

On December 28, 1995, American Resource Corporation, Inc. ("ARC"), the Company's former parent company, sold its controlling interest in the Company as part of a restructuring of the Company. ARC retained $15,701,242 in loans payable by the Company and secured solely by all of the issued shares of APM-USA. ARC also maintained full control of the Board of Directors and management of APM-USA.
The new management of the Company had no involvement into the operations of APM-USA from December 28, 1995 forward. ARC formally seized all of the issued shares of APM-USA in 1997 due to non-payment of the debt owing.

These financial statements are presented on a non-consolidated basis as the Company effectively surrendered control of its subsidiary on December 28, 1995.

In 1996, the Company commenced a lawsuit on behalf of itself and its minority shareholders against ARC, its officers and directors and certain other parties. This lawsuit was settled in part in 1997 (Note 8) with the remainder of the case being dismissed in early 1999. From 1996 to 1999 the activities of the Company were initially trying to get access to the records of the Company and APM-USA, looking for new acquisitions and the litigation as described above. The operations have been financed by proceeds from a loan, the settlement of a lawsuit (Notes 5 and 8) and cash contributions from the principal stockholders. The Company has been in the development stage since January 1, 1996 (inception date).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Accounting Principles and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

===============================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United States Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

b)  Translation of Foreign Currencies

The Company's foreign operations are of an integrated nature and accordingly, the re-measurement method of foreign currency translation is used for conversion into United States dollars, as follows:

     Revenues and expenses arising from foreign currency translations are translated into United States dollars at the average rate for the year. Monetary assets and liabilities are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the translation dates. Exchange gains and losses are recorded as income or expense in the year in which they occur.

c)  Fixed Assets

Fixed assets are recorded at cost and amortized over their estimated useful lives on a declining-balance basis as following:

      Computer equipment        30%
      Computer software        100%
      Furniture and fixture     20%

For each fiscal year in which fixed assets are acquired, management deems each acquisition to occur midway through the fiscal period and accordingly, the depreciation recorded is restricted to one-half of the normal rate. Depreciation is not recorded in the period of disposal.

d)  Fair Value of Financial Instruments

The fair value of financial instruments, which consisted of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximated their carrying values at December 31, 1999, 1998, 1997 and 1996.

e)  Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United States Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues to cover its operating costs and allow it to continue as a going concern. Management intends to change the Company's business to the high technology sector or internet based business, however, no specific business plans have been adopted. Given the Company's capital deficit and negligible assets, the Company must obtain financing from third parties in order to satisfy any funding requirements. Management is exploring various financing sources and methods.

The Company's ultimate existence and ability to continue as a going concern is dependent upon the successful implementation of management's business plans. There can be no assurance that the Company can obtain a specific business plan or the necessary financing or successfully implement these or any other business plans.


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

                                                                             December 31,
                                             -------------------------------------------------------------------------
                                                  1999                1998                1997                  1996
   Computer equipment                           $ 5,175             $ 5,175              $ 2,458               $ 2,458
   Computer software                              3,488               3,488                1,335                 1,335
   Furniture and fixture                            380                 380                  176                     -
                                             -------------------------------------------------------------------------

                                                  9,043               9,043                3,969                 3,793
   Less: Accumulated depreciation                (6,462)             (4,323)              (2,348)               (1,036)
                                             -------------------------------------------------------------------------

                                                $ 2,581             $ 4,720              $ 1,621               $ 2,757
                                             =========================================================================


NOTE 5 - LOAN PAYABLE

Loan payable consists of:

                                                           December 31,
                                                --------------------------------
                                                  1999   1998   1997     1996
Advance from Theorema Ltd. and
Paine Webber Incorporated as part of
future financing (Note 8)                       $  -     $  -   $  -    $100,000
                                                ================================

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has transacted business with stockholders, directors and officers of the Company and a company with common directors, officers and principal stockholders. These transactions are recorded at fair market values as follows:

                                                                December 31,
                                                 ----------------------------------------
                                                     1999      1998      1997      1996
Accounts payable and accrued liabilities            $10,260  $      -   $     -  $      -
Due to (from) stockholders                            1,322    (9,089)    5,653    (1,391)
                                                 ----------------------------------------

                                                    $11,582   $(9,089)   $5,653   $(1,391)
                                                 ========================================


The Company entered into contracts with its President/Chief Executive Officer and Chief Operating Officer effective as of January 1, 1996. These contracts called for annual salaries of $250,000 and $200,000 respectively. The contracts also called for the issuance of stock options for 2,000,000 shares and 500,000 shares respectively. The Chief Operating Officer resigned from the Company on December 29, 1996. By an agreement with the President/Chief Executive Officer and former Chief Operating Officer, all salaries for the period from January 1, 1996 forward have been cancelled and the employment contracts have been voided. All stock options have been cancelled.


NOTE 7 - SHARE CAPITAL AND STOCK OPTIONS

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $1 (Canadian) and 100,000,000 common shares with no par value. There are no outstanding preferred shares as December 31, 1999, 1998, 1997 and 1996. At December 31, 1999, 1998, 1997 and 1996, there were 42,006,040 common shares outstanding.

The Company has two stock option plans under which options may be granted for the purchase of the Company's common stock. The 1994 Long Term Incentive Plan (the "LTIP Plan") was approved by the stockholders in 1994 and provides for the issuance of options, stock appreciation rights and stock bonuses to directors, officers and employees of the Company, and to certain professional and other advisors and consultants to the Company, to purchase shares of the Company's common stock. The LTIP Plan authorizes the granting of non-qualified or incentive stock options with terms which are approved by the Board of Directors. The LTIP Plan limits the number of shares of common stock available for issuance based on the overall number of shares of common stock available pursuant to incentive stock options to 4,000,000. At December 31, 1999, 1998, 1997 and 1996 all stock previously granted options had been forfeited.

===============================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 7 - SHARE CAPITAL AND STOCK OPTIONS (Cont'd)

The 1994 Directors' Stock Option Plan (the "Directors' Plan") was approved by the Board of Directors in 1994 and the shareholders in 1995 and provides for the issuance of stock options to directors of the Company to purchase shares of the Company's common stock. The Directors' Plan authorizes the granting of non-qualified stock options to directors of the Company on December 9 of every year and allows for all options to be exercised upon grant. Options terminate the earlier of five years from the date of grant or one year from the date upon which a participant ceases to be a director. Each director who is also an employee of the Company and all other directors are granted options to purchase 100,000 shares and 20,000 shares, respectively, of the Company's common stock at an exercise price equal to the market price at the date of grant. The number of shares of common stock available for issuance is dependent upon the number of directors of the Company. At December 31, 1999, 1998, 1997 and 1996 all stock options previously granted had been forfeited.

Changes in stock options during the period of the financial statements are as follows:

                                                                            Options Available        Options Price Per
                                                                                for Grant                  Share
                                                                       --------------------------------------------------
Balance, December 31, 1995                                                               260,000            $0.35 - $0.51

Forfeited                                                                               (260,000)                       -
                                                                       --------------------------------------------------

Balance, December 31, 1999, 1998, 1997 and 1996                                                -                        -
                                                                       ==================================================


NOTE 8 - GAIN FROM SETTLEMENT FROM LAWSUIT

During the 1997 fiscal year the Company settled part of the lawsuit (Note 1) for $100,000 cash and forgiveness of the loan payable of $100,000 (Note 5).

NOTE 9 - LOSS (INCOME) PER SHARE

The number of shares used to calculate per share information for the years presented are based on the weighted average number of common shares and common shares equivalents outstanding during each year. The weighted average number of shares outstanding during the year of the financial statements is 42,006,040.

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
Expressed in United Dollars
================================================================================

For the Years Ended December 31, 1999, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal and Canadian income taxes of approximately $370,000 available to offset future taxable income. Due to ownership changes in 1994 and 1995 and changes in the business purpose, both the U.S. federal and Canadian net operating loss carryforwards as these dates, of approximately $19.2 million of U.S. and $2.6 million of Canadian, are subject to restrictions under laws and any tax benefit is expected to be minimal.

A summary of the net operating loss carryforwards incurred since 1995 and years of expiration are as follows:


                                         Canada            U.S. Federal
                                     ----------------------------------

          2003                          $222,891               $      -
          2004                            57,823                      -
          2005                            53,474                      -
          2006                            36,125                      -
          2011-2015                            -                370,313
                                     ----------------------------------

                                        $370,313               $370,313
                                     ==================================

The tax benefit of the cumulative loss carry forwards has been offset by a valuation allowance of the same amount.


NOTE 11 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1999 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                        AMERICAN PACIFIC MINERALS LTD.
                         (Commission File No. 0-13029)

                            INDEX TO EXHIBITS

(1)  Underwriting Agreement. Not Applicable.
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. None.
(3)  Corporate Organization [All documents previously filed].
(4)  Instruments defining the rights of security holders. None
(5)  Letter regarding Legality. Not Applicable.
(6)  Opinion regarding Discount on Capital Shares. None.
(7)  Opinion regarding Liquidation Preference. None.
(8)  Opinion regarding Tax Matters. Not Applicable.
(9)  Voting Trust Agreement. None
(10) Material Contracts [Other documents previously filed].
(11) Statement regarding Computation of Per Share Earnings. None.
(12) Statement regarding Computation of Ratios. None.
(13) Annual Report to Security Holders. Not Applicable
(14) Material Foreign Patents. None.
(15) Letter regarding Unaudited Interim Financial Information. Not Applicable
(16) Letter regarding Change in Certifying Accountant [Document previously filed].
(17) Letter regarding Director Resignation. Included with Signatures.
(18) Letter regarding Change in Accounting Principles. Not Applicable
(19) Report furnished to Security Holders. Not Applicable
(20) Other Documents or Statements to Security Holders. Not Applicable
(21) Subsidiaries of Registrant: None.
(22) Published Report regarding Matters Submitted to Vote of Security Holders. Not Applicable
(23) Consents. Not Applicable.
(24) Power of Attorney. Included with Signatures.
(25) Statement of Eligibility of Trustee. Not Applicable.
(26) Invitation for Competitive Bids. Not Applicable.
(27) Financial Data Schedule.
(28) Information from Reports furnished to State Insurance Regulatory Authorities. None.
(99) Other Exhibits: