Form 10-Q
period 2000-03-31
AMERICAN PACIFIC MINERALS LTD
filed 2000-05-30
CIK 352887

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                   FORM 10-Q
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 2000

                         (Commission File No. 0-13029)


                        American Pacific Minerals Ltd.
            (Exact name of registrant as specified in its charter)


     British Columbia, Canada                       68-0302381
     (State of incorporation)        (I.R.S. Employer Identification Number)


                         c/o Savage Capital Corporation
                               595 Burrard Street
                          Vancouver, British Columbia,
                                Canada  V7X 1A2
                                 (604) 255-3835
                    (Address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    X     No
                        ------      _____

On December 31, 1999, the Registrant had 42,006,040 issued and outstanding Common Shares.

                         AMERICAN PACIFIC MINERALS LTD.
                         (Commission File No. 0-13029))



                        TABLE OF CONTENTS TO FORM 10-Q
                                                                   Page
                                                                   ----
                        PART I - FINANCIAL INFORMATION


Item 1    Management's Discussion and Analysis of Financial
          Condition and General....................................    3

Item 2:   Financial Statements.....................................  F-1


SIGNATURES


EXHIBITS (None)

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.
The Company intends to change its business from mining to the technology industry. Consequently, for the quarter ended March 31, 2000, the Company's sole activities consisted of management's efforts to retain both legal and accounting professionals to complete and bring up to date all the company's regulatory, legal and tax filings in both the United States and Canada.

1. These financial statements should be read in conjunction with the financial statements, and the accompanying notes for the year ended December 31, 1999 included in the Company's report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of results for the full year.

2. The Company is authorized to issue 25,000,000 preferred shares with a par value of $1.00 (Canadian) and 100,000,000 common shares with no par value. Issued and outstanding common shares at December 31, 1999 was 42,060,040.

3. In 1997 the new management of APML on behalf of the company and its minority shareholders brought an action against ARC and other related parties. From 1996 to 1999 the Company was strictly involved with the legal action. During the course of the legal action, ARC which merged with Rea Gold declared bankruptcy under Canadian Law in early 1997. The receiver for the bankruptcy was KPMG and to the best of management's' knowledge all assets including Goldfield have been sold off with no excess funds for payment to any shareholders of the parent or any subsidiary companies. Our suit was dismissed in January 1999.

4. The Annual and Special General Meeting of the Members of American Pacific Minerals Ltd. will be held at Suite 2900, 595 Burrard Street, Three Bentall Center, Vancouver, B.C. on the 19th day of May, 2000 at the hour of 3:00 o'clock in the afternoon (PST) for the following purposes:

    . To elect directors to hold office until the next annual general meeting of the Company

    . To fix the number of directors for the ensuing year at (5)

    . Review and approve Audited financials for 1996, 1997, 1998, 1999, together with the auditors' report thereon;

    . Ratify the Changing of the Company's auditors from Price Waterhouse
      Coopers, Chartered accountants to Sadovnick, Telford + Skov Certified general Accountants for the ensuing year and to authorize the Directors to fix the remuneration thereon.

    . To approve the continuance of the Company out of the jurisdiction of British Columbia into Delaware

   . Upon completion of the continuation to approve the name change of the company to Savage Capital Corporation

   . To transact such other business as may properly be transacted at such meeting

   An Information circular providing additional information relating to these matters will be mailed to all Members in April 2000.


                        PART II - OTHER INFORMATION  -

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities.
 (a)     Not Applicable.
 (b)     Not Applicable.
 (c)     Not applicable.

Item 3.  Defaults Upon Senior Securities.
 (a)     Not Applicable.
 (b)     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not applicable

Item 5.  Other Information.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 29, 2000                  AMERICAN PACIFIC MINERALS LTD.



                              By:   /s/ Michael J. Savage
                                    ---------------------
                                    Michael J. Savage, Chief Executive Officer

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.





                                   FORM 10-Q
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                      for the quarter ended March 31, 2000





                         American Pacific Minerals Ltd.
                         (Commission File No. 0-13029)

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Expressed in United States Dollars

                      Balance Sheet As at March 31, 2000
================================================================================

                                                                This Quarter            Dec.31/99
                                                                ------------           ------------
Assets
        Current

                Cash                                            $      7,772           $      7,772


        Fixed
                Furniture/Hardware                                     2,581                  2,581
                                                                ------------           ------------

TOTAL ASSETS                                                    $     10,353           $     10,353
----------------------------------------------------------------============           ============


Liabilities
        Current
                Accounts Payable & Accrued Liabilities          $    178,032           $    179,344
                Due to Stockholders                                    1,322                  1,322
                                                                ------------           ------------

                Total Liabilities                               $    179,354           $    180,666
                                                                ------------           ------------

Stockholders' Deficiency
                Preferred stock with par value $1 Can.
                25,000 authorized - non issued & o/standing
                Common stock, no par value
                100,000,000  authorized - 42,006,040 issued       29,815,841           $ 29,815,841
                & o/s
                Accumulated Deficit                              (29,815,841)           (29,815,841)
                Deficit Accumulated during Development              (169,001)              (170,313)
                Stage
                                                                ------------           ------------

                Total Stockholders' Deficiency                      (169,001)              (170,313)
                                                                ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                    $     10,353           $     10,353
----------------------------------------------------------------============-----------============

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Expressed in United States Dollars
================================================================================

     For the                                           1st Quarter      Year Ended     Cumulative
                                                        Mar.31/00       Dec. 31/99     Dev. Stage
                                                                                       Jan1/96 to
                                                                                       Mar.3l/00

-------------------------------------------------------------------------------------------------

Revenue                                                $  - 0 -         $   - 0 -      $   17,729
-------------------------------------------------------------------------------------------------

Expenses
        Depreciation                                                    $   2,139      $    6,462
        Goldfield Expenses                                                  - 0 -          47,945
        Office & Miscellaneous                         $ (2,024)            3,396          26,233
        Professional Fees                                   712            30,590         249,951
        Rent                                                                               13,964
        Travel                                                              - 0 -          42,175
-------------------------------------------------------------------------------------------------

                                                       $ (1,312)           36,125      $  386,730
-------------------------------------------------------------------------------------------------

Gain/Loss from continuing operations                   $  1,312         $ (36,125)       (369,001)

Gain from settlement of Lawsuit                                                           200,000
-------------------------------------------------------------------------------------------------

Gain/Loss for Period                                   $  1,312         $ (36,125)     $ (169,001)
-------------------------------------------------------------------------------------------------
Note - Gain from US Exch. Var.

================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Deficiency
Expressed in United States Dollars
================================================================================

                                                                          Deficit
                         Common Shares                                    Accumulated
                         --------------------------                       During           Total
                         Shares         Amount          Accumulated       Development      Stockholders'
                                                        Deficit           Stage            Deficiency
                         -------------------------------------------------------------------------------
Balance at
December 31, 1995        42,006,040     $29,815,841     $(10,457,482)     $      -         $  19,358,359

Net loss for 1996             -               -          (19,358,359)        (222,891)       (19,581,250)
--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1996        42,006,040      29,815,841      (29,815,841)        (222,891)          (222,891)

Net income for 1997           -               -                -              142,177            142,177
--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997        42,006,040      29,815,841      (29,815,841)         (80,714)           (80,714)

Net loss for 1998             -               -                -              (53,474)           (53,474)
--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998        42,006,040      29,815,841      (29,815,841)        (134,188)          (134,188)

--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999        42,006,040     $29,815,841     $(29,815,841)       $(170,313)     $    (170,313)
========================================================================================================
Balance at
March 31, 2000           42,006,040     $29,815,841     $(29,815,841)       $(169,001)     $    (169,001)
========================================================================================================