Form 10-Q
period 2000-06-30
AMERICAN PACIFIC MINERALS LTD
filed 2000-08-08
CIK 352887

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   FORM 10-Q

    Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No ___
                   ---

On December 31, 1999, the Registrant had 42,006,040 issued and outstanding Common Shares.

                        AMERICAN PACIFIC MINERALS LTD.
                        (Commission File No. 0-13029))



                        TABLE OF CONTENTS TO FORM 10-Q

                                                                              Page
                                                                              ----
                        PART I - FINANCIAL INFORMATION

Item 1   Management's Discussion and Analysis of Financial Condition and
             General.........................................................    3

Item 2:  Financial Statements................................................  F-1

SIGNATURES

EXHIBITS (None)

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.

The Company intends to change its business from mining to the technology industry. Consequently, for the quarter ended June 30, 2000, the Company's sole activities consisted of furthering management's efforts to retain both legal and accounting professionals to complete and bring up to date all the company's regulatory, legal and tax filings in both the United States and Canada.

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

3. The Annual and Special General Meeting of the Members of American Pacific Minerals Ltd. was held at Suite 2900, 595 Burrard Street, Three Bentall Center, Vancouver, B.C. on the 19th day of May, 2000 at the hour of 3:00 o'clock in the afternoon (PST). The following is a general outline of resolutions passed at the meeting.

A quorum was present and the meeting was properly constituted.

It was resolved that the number of directors be set at five (5).

The Company received no nominations pursuant to the Advance Notice of Meeting published in the Vancouver Sun on February 14, 2000. Management of the Company advised that Douglas Casey did not stand for re-election at the meeting. In his stead, Paul Gacina, who had consented to act as a director, was nominated to fill the vacancy. Michael Savage, Dianne L. Oslund, Brian Corkum, Cameron Roberts and Paul Gacina were then elected directors of the Company for the ensuing year or until their successors are elected or appointed.

Sadovnick, Telford + Skov, Certified General Accountants, were appointed auditors for the Company, to hold office until the next Annual General Meeting of the members.

A resolution was passed authorizing the Directors of the Company to determine the auditors' remuneration for the ensuing year.

CONTINUATION - SPECIAL RESOLUTION
---------------------------------

Management of the Company proposed to apply to the Registrar of Companies (British Columbia) for authorization to continue the Company to the jurisdiction of the State of Delaware under the Delaware General Corporation Law The continuation was sought in connection with the Company's proposed merger with Savage Capital Corporation, an existing Delaware company, a brief description of which was contained in the Information Circular. As a result of the continuation and merger, the Company will be entitled, under US tax law, to carry out acquisitions of other US incorporated companies on a tax-effective basis. Concurrent with the continuation the Company will adopt a new set of Articles and Bylaws and alter its authorized capital from 125,000,000 shares divided into
(i) 100,000,000 common shares without par value; and (ii) 25,000,000 Preferred Shares with a par value of $1.00 each, having attached thereto special rights and restrictions, to 100,000,000 shares divided into (i) 75,000,000 common stock with a par value of US$.0001 each; and (ii) 25,000,000 Preferred stock with a par value of US $.0001 each, all as disclosed in the Articles and Bylaws attached to the Information Circular.

The following special resolution was passed:

"WHEREAS the Company proposes to transfer out of the Province of British Columbia under the jurisdiction of the Company Act (British Columbia) (the "Company Act") and continue into the State of Delaware (the "Continuation") under the jurisdiction of the Delaware General Corporation Law (the "DGCL");

AND WHEREAS the Management of the Company proposes to present a special resolution to the shareholders at the Meeting with respect to the Continuation and may subsequently decide that it is not in the best interests of the Company to proceed with such matters;

IT IS HEREBY RESOLVED, as a special resolution, that:

     1. the Company be authorized to undertake and complete the Continuation and any one director or officer of the Company be authorized to determine the form of documents required in respect thereof, including any supplements or amendments thereto and including, without limitation, the documents referred to below;

     2. the Continuation of the Company's jurisdiction of incorporation from British Columbia to the State of Delaware, pursuant to Section 37 of the Company Act (British Columbia) and Section 388 of the DGCL, be approved;

     3. the Company's application pursuant to Section 37 of the Company Act for authorization to be continued into and domesticated as a "corporation" in the State of Delaware pursuant to the DGCL be approved and ratified;

     4. the Company make application to the appropriate authorities in the State of Delaware for consent to be domesticated into and registered as a "corporation" pursuant to the DGCL;

     5. effective on the date of such Continuation under the DGCL, the authorized share capital of the Company be altered from an authorized capital of 100,000,000 common shares without par value, of which 42,006,040 are issued (the "Existing Shares") and outstanding and 25,000,000 Preferred Shares with a par value of $1.00 each, of which none are issued to 75,000,000 shares of common stock each with a par value of US $0.0001 per share of which 42,006,040 will be issued on a share for share basis with the Existing Shares and 25,000,000 shares of Preferred stock each with a par value of US $0.0001 per share of which none will be issued;

     6. effective on the date of such Continuation as a corporation under the DGCL, the Company adopt a Certificate of Incorporation and Bylaws on substantially the terms set out in the draft Certificate of Incorporation and Bylaws made available for review by the Company's shareholders as set out in the Information Circular of the Company dated April 14, 2000, in substitution for the existing Memorandum and Articles of the Company;

     7. effective on the date of such Continuation as a corporation under the DGCL, the following persons shall be the directors of the Company as a Delaware corporation:

                                    MICHAEL J. SAVAGE
                                    DIANNE L. OSLUND
                                    PAUL GACINA
                                    BRIAN CORKUM
                                    CAMERON ROBERTS

     8. notwithstanding the passage of this special resolution by the members of the Company, the board of directors of the Company, without further notice to or approval of the members of the Company, may decide not to proceed with the Continuation or otherwise give effect to this special resolution, at any time prior to the Continuation becoming effective; and

     9. any one or more of the directors and officers of the Company be authorized and directed to perform all such acts, deeds and things and execute, under the seal of the Company or otherwise, all such documents and other writings, including treasury orders, stock exchange, NASDAQ and securities commission forms, as may be required to give effect to the true intent of this resolution."

MERGER OF THE COMPANY WITH SAVAGE CAPITAL CORPORATION AND CHANGE OF NAME
------------------------------------------------------------------------

Once the Company has been continued to the State of Delaware, Management proposed that it would merge with an existing Delaware company, Savage Capital Corporation. Dianne Oslund, a director of the Company, was also the sole shareholder of Savage Capital Corporation. As such, Ms. Oslund was abstaining from voting her shares on the special resolution.

The Company will also change its name to "Savage Capital Corporation", or such other name as the Board of Directors may approve. In the event that the Members of the Company do not pass the special resolution approving the merger of the Company, management will not proceed with either the merger or the change of name.

The following special resolution was passed:

                  "IT IS HEREBY RESOLVED, as a special resolution, that:

     1. after the effectiveness of the Continuation and domestication of the Company under the DGCL, the Company effect the Merger with Savage Capital Corporation and that the Company be authorized to adopt the Merger Agreement in such form as is required to give effect to the Merger;

     2. any one director or officer of the Company be authorized to determine the form of documents required in respect thereof, including any supplements or amendments thereto and including, without limitation, the documents referred to below;

     3. the Merger Agreement (the "Merger Agreement") in the form attached to the Information Circular of the Company dated April 14, 2000, or as the same may be amended, modified or supplemented pursuant to the provisions thereof, be authorized, approved and adopted;

     4. in accordance with the Merger Agreement, as part of the Merger, the Company change its name to Savage Capital Corporation (the "Name Change"), or such other name as may be approved by the Board of Directors of the Company;

     5. notwithstanding the passage of this special resolution by the members of the Company, the Board of Directors of the Company may, without further notice to or approval of the members of the Company, decide not to proceed with all or any portion of the Merger or to otherwise give effect to this special resolution, at any time prior to the Merger or to otherwise give effect to this special resolution, at any time prior to the Merger becoming effective provided that if the directors decide not to proceed with the Merger, the directors and officers of the Company be authorized to take such steps as may be necessary or desirable to effect the Name Change, such steps including, without limitation, certifying that the shareholders of the Company have passed this resolution to change the name of the Company. Notwithstanding the foregoing, the directors may, at any time, determine not to proceed with the Name Change; and

     6. any one or more of the directors and officers of the Company be authorized and directed to perform all such acts, deeds and things and execute, under the seal of the Company or otherwise, all such documents and other writings, including treasury orders, stock exchange, NASDAQ and securities commission forms, as may be required to give effect to the true intent of this resolution."

--------------------------------------------------------------------------------
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)

                                Balance Sheet
                                    (U.S.$)
                                 As at June 30,
                                     2000
--------------------------------------------------------------------------------

                                                                     Second Quarter      Dec.31/99
                                                                     -------------     ------------
Assets
          Current
                    Cash                                              $      7,772     $      7,772
          Fixed
                    Furniture/Hardware                                       2,581            2,581
                                                                      ------------     ------------
TOTAL ASSETS                                                          $     10,353     $     10,353
                                                                      ============     ============

Liabilities
          Current

                    Accounts Payable & Accrued Liabilities            $    210,321     $    179,344
                    Due to Stockholders                                      1,322            1,322
                                                                      ------------     ------------
                    Total Liabilities                                 $    211,643     $    180,666
                                                                      ------------     ------------

Stockholders' Deficiency

                    Preferred stock with par value $1 Can.
                    25,000 authorized - non issued &
                    o/standing
                    Common stock, no par value
                    100,000,000  authorized - 42,006,040                29,815,841     $ 29,815,841
                    issued & o/s
                    Accumulated Deficit                                (29,815,841)     (29,815,841)
                    Deficit Accumulated during Development Stage          (201,290)        (170,313)
                                                                      ------------     ------------
                    Total Stockholders' Deficiency                        (201,290)        (170,313)
                                                                      ------------     ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                          $     10,353     $     10,353
                                                                      ============     ============

--------------------------------------------------------------------------------
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)

                        Statement of Operations (U.S.$)
================================================================================

For the                                                 2nd Quarter              Year Ended               Cumulative
                                                        June 30/00               Dec. 31/99               Dev. Stage
                                                                                                          Jan 1/96 to
                                                                                                          June 30/00
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $   - 0 -                $  - 0 -                $  17,729
--------------------------------------------------------------------------------------------------------------------------
Expenses

                  Depreciation                                                   $  2,139                $   6,462
                  Goldfield Expenses                                                - 0 -                   47,945
                  Office & Miscellaneous                $   (235)                   3,396                   25,998
                  Professional Fees                       22,867                   30,590                  272,818
                  Rent                                                                                      13,964
                  Share Mailings, Expenses                 8,345                                             8,345
                  Travel                                                            - 0 -                   42,175
--------------------------------------------------------------------------------------------------------------------------
                                                        $ 30,977                   36,125                $ 417,707
--------------------------------------------------------------------------------------------------------------------------
Gain/Loss from continuing operations                    $(30,977)                $(36,125)                (399,978)
Gain from settlement of Lawsuit                                                                            200,000
--------------------------------------------------------------------------------------------------------------------------
Gain/Loss for Period                                    $(30,977)                $(36,125)               $(199,978)
--------------------------------------------------------------------------------------------------------------------------



Note -  Gain from US Exchange Variance 1st 1/4

=========================================================================================================================
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Deficiency
Expressed in United States Dollars
=========================================================================================================================
                                                                                            Deficit
                                         Common Shares                                    Accumulated
                                 ---------------------------
                                                                                             During             Total
                                   Shares          Amount           Accumulated           Development       Stockholders'
                                                                      Deficit                 Stage          Deficiency
                                 ----------------------------------------------------------------------------------------
Balance at
December 31, 1995                42,006,040      $29,815,841       $(10,457,482)          $        -        $ 19,358,359

Net loss for 1996                         -                -        (19,358,359)            (222,891)        (19,581,250)
-------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1996                42,006,040       29,815,841        (29,815,841)            (222,891)           (222,891)

Net income for 1997                       -                -                  -              142,177             142,177
-------------------------------------------------------------------------------------------------------------------------

Balance at
December 31, 1997                42,006,040       29,815,841        (29,815,841)             (80,714)            (80,714)

Net loss for 1998                         -                -                  -              (53,474)            (53,474)
-------------------------------------------------------------------------------------------------------------------------

Balance at
December 31, 1998                42,006,040       29,815,841        (29,815,841)            (134,188)           (134,188)

-------------------------------------------------------------------------------------------------------------------------
Balance at

December 31, 1999                42,006,040      $29,815,841       $(29,815,841)          $ (170,313)       $   (170,313)
=========================================================================================================================
Balance at

June 30, 2000                    42,006,040      $29,815,841       $(29,815,841)          $ (201,290)       $   (201,290)
=========================================================================================================================

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings
        Not Applicable

Item 2. Changes in Securities.
    (a) Not Applicable.
    (b) Not Applicable.
    (c) Not Applicable.

Item 3. Defaults Upon Senior Securities.
    (a) Not Applicable.
    (b) Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        Not Applicable.

Item 5. Other Information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July, 2000                       AMERICAN PACIFIC MINERALS LTD.

                                   By: /s/ Michael J. Savage
                                      ------------------------------------------
                                      Michael J. Savage, Chief Executive Officer

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   FORM 10-Q

      Quarterly Report pursuant to Section 13 of the Securities Exchange
                Act of 1934 for the quarter ended June 30, 2000

                        American Pacific Minerals Ltd.

                         (Commission File No. 0-13029)