Form 10-Q
period 2000-09-30
AMERICAN PACIFIC MINERALS LTD
filed 2000-11-09
CIK 352887

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                   FORM 10-Q
Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    X     No _____
                         -----

On December 31, 1999, the Registrant had 42,006,040 issued and outstanding Common Shares.

                        AMERICAN PACIFIC MINERALS LTD.
                         (Commission File No. 0-13029)



                        TABLE OF CONTENTS TO FORM 10-Q
                                                                            Page
                                                                            ----
                        PART I - FINANCIAL INFORMATION


Item 1:  Management's Discussion and Analysis of Financial Condition and
         General..........................................................     3

Item 2:  Financial Statements.............................................   F-1


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

3. The Company is moving forward with respect to the continuance of the Company out of the jurisdiction of British Columbia into the State of Delaware. Our legal counsel is also continuing in its efforts to complete requirements of the Regulatory bodies in British Columbia, Alberta and Ontario.


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

Item 3.  Defaults Upon Senior Securities.
  (a)    Not Applicable.
  (b)    Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not applicable

Item 5.  Other Information.

--------------------------------------------------------------------------------
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)

                             Balance Sheet (U.S.$)
                           As at September 30, 2000
--------------------------------------------------------------------------------

                                                Third Quarter       Dec.31/99
                                                -------------     -------------
Assets
        Current

                        Cash                    $       7,772     $       7,772


        Fixed
                        Furniture/Hardware              2,581             2,581
                                                -------------     -------------

TOTAL ASSETS                                    $      10,353     $      10,353
------------------------------------------------=============     =============


Liabilities

        Current
                        Accounts Payable &
                        Accrued Liabilities     $     214,272     $     179,344
                        Due to Stockholders             1,322             1,322
                                                -------------     -------------

                        Total Liabilities       $     215,594     $     180,666
                                                -------------     -------------

Stockholders' Deficiency
                        Preferred stock with
                        par value $1 Can.
                        25,000 authorized -
                        non issued &
                        o/standing
                        Common stock, no par
                        value 100,000,000
                        authorized -
                        42,006,040 issued
                        & o/s                      29,815,841     $  29,815,841
                        Accumulated Deficit       (29,815,841)      (29,815,841)
                        Deficit Accumulated
                        during Development           (205,241)         (170,313)
                        Stage
                                                -------------     -------------

                        Total Stockholders'
                        Deficiency                   (205,241)         (170,313)
                                                -------------     -------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY    $      10,353     $      10,353
------------------------------------------------=============     =============

--------------------------------------------------------------------------------
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)

                        Statement of Operations (U.S.$)
--------------------------------------------------------------------------------

For the                                         3rd Quarter     Year Ended      Cumulative
                                                Sept. 30/00     Dec. 31/99      Dev. Stage
                                                                                Jan1/96 to
                                                                                June 30/00
------------------------------------------------------------------------------------------

Revenue                                         $  - 0 -        $  - 0 -        $  17,729
------------------------------------------------------------------------------------------

Expenses
              Depreciation                                      $  2,139        $   6,462
              Goldfield Expenses                                   - 0 -           47,945
              Office & Miscellaneous            $   (874)          3,396           27,383
              Professional Fees                   22,160          30,590          275,398
              Rent                                                                 13,964
              Share Mailings, Expenses             9,643                            9,643
              Travel                                               - 0 -           42,175
------------------------------------------------------------------------------------------

                                                $ 34,929          36,125        $ 422,970
------------------------------------------------------------------------------------------

Gain/Loss from continuing operations            $(34,929)       $(36,125)        (405,241)

Gain from settlement of Lawsuit                                                   200,000
------------------------------------------------------------------------------------------

Gain/Loss for Period                            $(34,929)       $(36,125)       $(205,241)
------------------------------------------------------------------------------------------



Note -  Gain from US Exchange Variance 1st 1/4

--------------------------------------------------------------------------------
AMERICAN PACIFIC MINERALS LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Deficiency
Expressed in United States Dollars
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                              Common Shares                                   During          Total
                        -------------------------         Accumulated      Development     Stockholders'
                          Shares           Amount           Deficit           Stage         Deficiency
                        ----------      ------------     -------------     -----------     -------------
Balance at
December 31, 1995       42,006,040      $ 29,815,841     $ (10,457,482)    $      -        $ 19,358,359

Net loss for 1996            -                 -           (19,358,359)       (222,891)     (19,581,250)
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1996       42,006,040        29,815,841       (29,815,841)       (222,891)        (222,891)

Net income for 1997          -                 -                 -             142,177          142,177
--------------------------------------------------------------------------------------------------------

Balance at
December 31, 1997       42,006,040        29,815,841       (29,815,841)        (80,714)         (80,714)

Net loss for 1998            -                 -                 -             (53,474)         (53,474)
--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998       42,006,040        29,815,841       (29,815,841)       (134,188)        (134,188)
--------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999       42,006,040      $ 29,815,841     $ (29,815,841)    $  (170,313)    $   (170,313)
--------------------------------------------------------------------------------------------------------
Balance at
September 30,2000       42,006,040      $ 29,815,841     $ (29,815,841)    $        (0)    $         ( )
--------------------------------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2000      AMERICAN PACIFIC MINERALS LTD.


                                 By:  /s/ Michael J. Savage
                                      ------------------------------------------
                                      Michael J. Savage, Chief Executive Officer

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.



                                   FORM 10-Q
Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                   for the quarter ended September 30, 2000



                        American Pacific Minerals Ltd.
                         (Commission File No. 0-13029)